Form 10-K
period 2007-12-31
Prime Mortgage Trust 2007-1
filed 2008-03-31
CIK 1392563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
PRIME MORTGAGE TRUST 2007-1
Delaware
(I.R.S. Employer Identification No.)
30-0183252
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
New York, New York
383 Madison Avenue
(Zip Code)
10179
212-272-2000
Securities registered pursuant to Section 12(b) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2007
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company"
in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Documents incorporated by reference:
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ N o ]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Structured Asset Mortgage Investments II Inc. (Depositor)
EMC Mortgage Corporation
333-140247-05
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement;
and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
None.
Smaller reporting company [ ]
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART II
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
No disclosure is required to be provided.
Item 9B. Other Information.
Item 10. Directors and Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 1112(b) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Significant Obligors of Pool Assets (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
The following updates disclosure which originally provided in connection with the Form 424B5 filed on March 30, 2007 by the trust, SEC Accession No. 0000882377-07-000964.
The sponsor has received a civil investigative demand (CID), from the Federal Trade Commission (FTC), seeking documents and data relating to the sponsor's business and servicing practices. The CID was issued pursuant to a
December 8, 2005 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders, loan servicers and loan brokers to determine whether there have been violations of certain consumer protections laws. The sponsor is cooperating with the FTC's inquiry.
On March 10, 2008, EMC received notice from the Staff of the FTC that the Staff believed EMC and its parent, The Bear
Stearns Companies, Inc. had violated a number of Federal consumer protection statutes in connection with its servicing activities. With the notice, the Staff delivered a draft complaint and draft consent order seeking certain injunctive relief regarding business practices and unspecified monetary redress. The Staff also indicated that it had been authorized to offer an opportunity to resolve the matter though consent negotiations before it seeks approval from the FTC to proceed with the filing of a complaint. EMC expects to engage in such discussions with the Staff.
The following disclosure was originally provided in connection with the 424B5 filed on January 16, 2007 by the trust, SEC
Accession No. 0000882377-07-000062 and subsequently reported by National City Corp in its Form 10-K filed on
February 13, 2008, SEC Accession No. 0000950152-08-001079. There is no further update.
On August 23, 2005, the Office of Inspector General issued its final audit concerning late submitted requests to the
Department of Housing and Urban Development for FHA insurance made between May 1, 2002 and April 30, 2004 by
NCMC, a subsidiary of NCB. One of the recommendations contained in the final audit was for a determination to be made as to the legal sufficiency of possible remedies under the Program Fraud Civil Remedies Act. In late 2006, the
Department of Housing and Urban Development referred the matter to the Department of Justice's Civil Division to determine if possible civil claims exist under the Program Fraud Civil Remedies Act and the False Claims Act. NCMC is
cooperating with the Department of Justice in its civil claims investigation. The nature and amount of any liabilities that might arise from this investigation is not determinable at this time.
RODRIGUEZ v. EMC Mortgage Corporation and The Bear Stearns Companies
This purported class action is pending in U. S. District Court for the District of Connecticut. The case was filed in
December 2007. It seeks certification of a class made up of African-American and Hispanic borrowers who had a non-
prime loan serviced by EMC and who were subjected to allegedly improper servicing practices, including imposition of unwarranted fees, pyramiding of late fees, unjustified forced-placing of insurance, failure to properly apply payments, improper reporting of derogatory credit information, and failure to properly administer escrow accounts. EMC and Bear
Stearns have filed motions to dismiss and to strike.
No disclosure is required to be provided.
No disclosure is required to be provided.
No disclosure is required to be provided
Item 1115(b) of Regulation AB.
No disclosure is required to be provided.
The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has
identified a material instance of noncompliance with the Applicable Servicing Criteria. Specifically, the Asserting Party did
not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the
Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).
As of January 1, 2008, Assurant, Inc. has implemented practices and procedures to capture the information necessary to assess compliance with Section 1122(d)(4)(xii).
Item 1114(b)(2) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments (Information Regarding Significant
Enhancement Providers Financial Information).
See Exhibit 35.
Certain Derivatives Instruments (Financial Information).
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Item 15. Exhibits, Financial Statement Schedules.
PART IV
a) 1. Not Applicable.
2. Not Applicable.
3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
Exhibit 4.1
Terms Agreement, dated March 30, 2007, between Bear, Stearns & Co. Inc., as underwriter and Structured Asset Mortgage Investments II Inc., as depositor, relating to the Underwriting
Agreement, dated February 26, 2007, between Bear, Stearns & Co. Inc., as underwriter and
Structured Asset Mortgage Investments II Inc., as depositor (As previously filed on Form 8-K filed on April 23, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.2
Pooling and Servicing Agreement, dated as of March 1, 2007, among Structured Asset
Mortgage Investments II Inc., as depositor, EMC Mortgage Corporation, as seller and master servicer, and U.S. Bank National Association, as trustee (As previously filed on Form 8-K filed on April 23, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.3
Custodial Agreement dated as of March 30, 2007, by and among U.S. Bank National
Association, not individually but solely as trustee, Structured Asset Mortgage Investments II
Inc., as depositor, EMC Mortgage Corporation, as master servicer, and Wells Fargo Bank,
National Associaton, as custodian (As previously filed on Form 8-K filed on April 23, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.4
Mortgage Loan Purchase Agreement, dated as of March 30, 2007 by and between EMC
Mortgage Corporation, (the "Seller") and Structured Asset Mortgage Investments II Inc. (the
"Purchaser") (As previously filed on Form 8-K filed on April 23, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.5
Servicing Agreement, dated March 1, 2007, between Structured Asset Mortgage
Investments II Inc., as owner and EMC Mortgage Corporation, as servicer (As previously filed on Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.6
Purchase, Warranties and Servicing Agreement, dated as of February 1, 2006, between
EMC Mortgage Corporation, as purchaser and Mid America Bank, FSB, as company, amended by Amendment Number One to the Purchase, Warranties and Servicing Agreement,
dated as February 1, 2006 (As previously filed on Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.7
Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of
November 1, 2005, between EMC Mortgage Corporation, as purchaser and Wells Fargo
Bank, N.A., as company (As previously filed on Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.8
Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
Structured Asset Mortgage Investments II Inc. as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-
Through Certificates, Series 2007-1 and EMC Mortgage Corporation as company (As previously filed on Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.9
Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
EMC Mortgage Corporation as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-Through
Certificates, Series 2007-1 and Mid America Bank, fsb as company (As previously filed on
Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.10 Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
EMC Mortgage Corporation as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-Through
Certificates, Series 2007-1 and Wells Fargo Bank, N.A. as company (As previously filed on
Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.11 Purchase, Warranties and Servicing Agreement, dated as of July 1, 2001, between EMC
Mortgage Corporation, as purchaser and Chevy Chase Bank, F.S.B., as company, amended by Amendment No. 1 to Purchase, Warranties and Servicing Agreement, dated as of January
13, 2003 and Amendment No. 2 to the Purchase, Warranties and Servicing Agreement, dated as of January 31, 2006 (As previously filed on Form 8-K filed on November 27, 2007 and is hereby incorporated by reference into this report on Form 10-K)
b) See (a) above
c) Not Applicable.
Exhibit 4.12 Purchase, Warranties and Servicing Agreement, dated as of October 1, 2001, between EMC
Mortgage Corporation, as purchaser and National City Mortgage Company, as company, amended by Amendment Reg AB to the Purchase, Warranties and Servicing Agreement,
dated as of March 1, 2006 (As previously filed on Form 8-K filed on November 27, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.13 Purchase, Warranties and Servicing Agreement, dated as of July 1, 2005, between EMC
Mortgage Corporation, as purchaser and Wachovia Mortgage Corporation, as seller, amended by Regulation AB Compliance Addendum to Seller's Purchase, Warranties and
Servicing Agreement, dated as of March 28, 2006 (As previously filed on Form 8-K filed on
November 27, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.14 Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
EMC Mortgage Corporation as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-Through
Certificates, Series 2007-1 and Chevy Chase Bank, F.S.B. as company (As previously filed on Form 8-K filed on November 27, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.15 Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
EMC Mortgage Corporation as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-Through
Certificates, Series 2007-1, National City Mortgage Company as company and Structured
Asset Mortgage Investments II Inc. (As previously filed on Form 8-K filed on November 27,
2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.16 Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
EMC Mortgage Corporation as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-Through
Certificates, Series 2007-1 and Wachovia Mortgage Company as company (As previously filed on Form 8-K filed on November 27, 2007 and is hereby incorporated by reference into this report on Form 10-K)
SIGNATURES
March 31, 2008
/s/ Jenna L. Kemp
Jenna L. Kemp
Executive Vice President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EMC Mortgage Corporation, as Master Servicer
PRIME MORTGAGE TRUST 2007-1
(Senior Officer in Charge of the Servicing Function)
Title:
By (Signature and Title):
Name:
Date
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 4.1
Terms Agreement, dated March 30, 2007, between Bear, Stearns & Co. Inc., as underwriter and Structured Asset Mortgage Investments II Inc., as depositor, relating to the Underwriting
Agreement, dated February 26, 2007, between Bear, Stearns & Co. Inc., as underwriter and
Structured Asset Mortgage Investments II Inc., as depositor (As previously filed on Form 8-K filed on April 23, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.2
Pooling and Servicing Agreement, dated as of March 1, 2007, among Structured Asset
Mortgage Investments II Inc., as depositor, EMC Mortgage Corporation, as seller and master servicer, and U.S. Bank National Association, as trustee (As previously filed on Form 8-K filed on April 23, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.3
Custodial Agreement dated as of March 30, 2007, by and among U.S. Bank National
Association, not individually but solely as trustee, Structured Asset Mortgage Investments II
Inc., as depositor, EMC Mortgage Corporation, as master servicer, and Wells Fargo Bank,
National Associaton, as custodian (As previously filed on Form 8-K filed on April 23, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.4
Mortgage Loan Purchase Agreement, dated as of March 30, 2007 by and between EMC
Mortgage Corporation, (the "Seller") and Structured Asset Mortgage Investments II Inc. (the
"Purchaser") (As previously filed on Form 8-K filed on April 23, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.5
Servicing Agreement, dated March 1, 2007, between Structured Asset Mortgage
Investments II Inc., as owner and EMC Mortgage Corporation, as servicer (As previously filed on Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.6
Purchase, Warranties and Servicing Agreement, dated as of February 1, 2006, between
EMC Mortgage Corporation, as purchaser and Mid America Bank, FSB, as company, amended by Amendment Number One to the Purchase, Warranties and Servicing Agreement,
dated as February 1, 2006 (As previously filed on Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.7
Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of
November 1, 2005, between EMC Mortgage Corporation, as purchaser and Wells Fargo
Bank, N.A., as company (As previously filed on Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.8
Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
Structured Asset Mortgage Investments II Inc. as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-
Through Certificates, Series 2007-1 and EMC Mortgage Corporation as company (As previously filed on Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.9
Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
EMC Mortgage Corporation as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-Through
Certificates, Series 2007-1 and Mid America Bank, fsb as company (As previously filed on
Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.10 Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
EMC Mortgage Corporation as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-Through
Certificates, Series 2007-1 and Wells Fargo Bank, N.A. as company (As previously filed on
Form 8-K filed on August 16, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.11 Purchase, Warranties and Servicing Agreement, dated as of July 1, 2001, between EMC
Mortgage Corporation, as purchaser and Chevy Chase Bank, F.S.B., as company, amended by Amendment No. 1 to Purchase, Warranties and Servicing Agreement, dated as of January
13, 2003 and Amendment No. 2 to the Purchase, Warranties and Servicing Agreement, dated as of January 31, 2006 (As previously filed on Form 8-K filed on November 27, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.12 Purchase, Warranties and Servicing Agreement, dated as of October 1, 2001, between EMC
Mortgage Corporation, as purchaser and National City Mortgage Company, as company, amended by Amendment Reg AB to the Purchase, Warranties and Servicing Agreement,
dated as of March 1, 2006 (As previously filed on Form 8-K filed on November 27, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 33 Item 1122 Compliance with Applicable Servicing Criteria - Assessments
Exhibit 34 Item 1122 Compliance with Applicable Servicing Criteria - Attestations
Exhibit 35 Item 1123 Servicer Compliance Statement
Exhibit 31 302 Sarbanes-Oxley Certification
a) Assurant Inc., as Vendor
b) EMC Mortgage Corporation, as Master Servicer
c) EMC Mortgage Corporation, as Servicer
d) FIS Tax Services f/k/a LSI Tax Services, as Vendor
e) LandAmerica Tax and Flood Services, Inc., as Vendor
f) National City Mortgage Co., as Servicer
g) U.S. Bank National Association, as Trustee
h) Wells Fargo Bank, N.A., as Custodian
a) Assurant Inc., as Vendor
b) EMC Mortgage Corporation, as Master Servicer
c) EMC Mortgage Corporation, as Servicer
d) FIS Tax Services f/k/a LSI Tax Services, as Vendor
e) LandAmerica Tax and Flood Services, Inc., as Vendor
f) National City Mortgage Co., as Servicer
g) U.S. Bank National Association, as Trustee
h) Wells Fargo Bank, N.A., as Custodian
a) EMC Mortgage Corporation, as Master Servicer
b) EMC Mortgage Corporation, as Servicer
c) National City Mortgage Co., as Servicer
Exhibit 4.13 Purchase, Warranties and Servicing Agreement, dated as of July 1, 2005, between EMC
Mortgage Corporation, as purchaser and Wachovia Mortgage Corporation, as seller, amended by Regulation AB Compliance Addendum to Seller's Purchase, Warranties and
Servicing Agreement, dated as of March 28, 2006 (As previously filed on Form 8-K filed on
November 27, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.14 Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
EMC Mortgage Corporation as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-Through
Certificates, Series 2007-1 and Chevy Chase Bank, F.S.B. as company (As previously filed on Form 8-K filed on November 27, 2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.15 Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
EMC Mortgage Corporation as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-Through
Certificates, Series 2007-1, National City Mortgage Company as company and Structured
Asset Mortgage Investments II Inc. (As previously filed on Form 8-K filed on November 27,
2007 and is hereby incorporated by reference into this report on Form 10-K)
Exhibit 4.16 Assignment, Assumption and Recognition Agreement dated as of March 30, 2007, among
EMC Mortgage Corporation as assignor, U.S. Bank National Association, not individually but solely as trustee for the holders of Prime Mortgage Trust, Mortgage Pass-Through
Certificates, Series 2007-1 and Wachovia Mortgage Company as company (As previously filed on Form 8-K filed on November 27, 2007 and is hereby incorporated by reference into this report on Form 10-K)